Form 10QSB
period 1995-06-30
ENEX OIL & GAS INCOME PROGRAM II-3 L P
filed 1995-08-11
CIK 766039

United States
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-QSB


           [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1995

                                    OR

          [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from...............to...............

                      Commission file number 0-13486

                ENEX OIL & GAS INCOME PROGRAM II - 3, L.P.
     (Exact name of small business issuer as specified in its charter)

                         Texas                      76-0098590
            (State or other jurisdiction of      (I.R.S. Employer
            incorporation or organization)      Identification No.)

                     Suite 200, Three Kingwood Place
                         Kingwood, Texas  77339
                (Address of principal executive offices)


                        Issuer's telephone number:
                             (713) 358-8401


        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                            Yes x      No



                               PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX OIL & GAS INCOME PROGRAM II - 3, L.P.
BALANCE SHEET

                                                               JUNE 30,
ASSETS                                                           1995
                                                              (Unaudited)
CURRENT ASSETS:
  Cash                                                      $         351
  Accounts receivable - oil & gas sales                            12,545
  Other current assets                                                325

Total current assets                                               13,221

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities         5,391,536
  Less  accumulated depreciation and depletion                  5,226,397

Property, net                                                     165,139


TOTAL                                                       $     178,360

LIABILITIES AND PARTNERS' (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                         $       2,104
   Current portion of note payable to general partner              31,883
   Payable to general partner                                      53,097

Total current liabilities                                          87,084

NOTE PAYABLE TO GENERAL PARTNER                                   146,527

PARTNERS'  (DEFICIT):
   Limited partners                                               (29,800)
   General partner                                                (25,451)

Total partners' (deficit)                                         (55,251)

TOTAL                                                       $     178,360





See accompanying notes to financial statements.

                                         I-1

ENEX OIL & GAS INCOME PROGRAM II - 3, L.P.
STATEMENTS OF OPERATIONS


(UNAUDITED)                      QUARTER ENDED           SIX MONTHS ENDED

                             JUNE 30,      JUNE 30,     JUNE 30,     JUNE 30,
                                1995          1994         1995         1994

REVENUES:
  Oil and gas sales       $    19,458   $   24,422   $    33,937   $   36,112

EXPENSES:
Depreciation and depletion      4,813        5,905         8,505        9,358
  Lease operating expenses      5,159        5,790        11,341       16,770
  Production taxes                879        1,484         1,730        2,228
  General and administrative    5,109        4,528         8,255        7,672

Total expenses                 15,960       17,707        29,831       36,028

INCOME FROM OPERATIONS          3,498        6,715         4,106           84

OTHER  EXPENSE:
Interest expense to gen ptr    (4,367)      (4,033)       (8,714)      (7,653)

NET INCOME (LOSS)         $      (869)  $    2,682   $    (4,608)  $   (7,569)
























See accompanying notes to financial statements.

                                     I-2

ENEX OIL AND GAS INCOME PROGRAM II - 3, L.P.
STATEMENTS OF CASH FLOWS

(UNAUDITED)
                                                       SIX MONTHS ENDED

                                                 JUNE 30,        JUNE 30,
                                                   1995            1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                      $     (4,608)   $     (7,569)

Adjustments to reconcile net loss to net cash
   provided by operating activities:
  Depreciation and depletion                         8,505           9,358
(Increase) decrease in:
  Accounts receivable - oil & gas sales             (3,546)          6,824
Increase (decrease) in:
   Accounts payable                                 (8,420)        (11,787)
   Payable to general partner                       12,298          17,519

Total adjustments                                    8,837          21,914

Net cash provided by operating activities            4,229          14,345

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property (additions) credits - development         (77)            192

CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction in note payable to general partner     (4,286)        (14,347)

NET INCREASE (DECREASE)  IN CASH                      (134)            190

CASH AT BEGINNING OF YEAR                              485             632

CASH AT END OF PERIOD                         $        351    $        822

Cash paid during the period for interest      $      8,714    $      7,653












See accompanying notes to financial statements.

                                   I-3


ENEX OIL & GAS INCOME PROGRAM II - 3, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. Principal payments of $4,680 and $11,967 were made on the note payable to the general partner the second quarter of 1995 and 1994, respectively. Weighted average principal outstanding was $180,043 and $206,245 for the second quarter of 1995 and 1994, respectively. Outstanding principal bore interest at a weighted average rate of 9.73% during the second quarter of 1995 and 7.84% during the second quarter of 1994.
Item 2. Management's Discussion and Analysis or Plan of Operation.


Second Quarter 1995 Compared to Second Quarter 1994

Oil and gas sales for the second quarter decreased from $24,422 in 1994 to $19,458 in 1995. This represents a decrease of $4,964 (20%). Oil sales increased by $1,497 or 15%. A 6% increase in oil production increased sales by $582, while a 9% increase in average oil prices increased sales by an additional $915. Gas sales decreased by $6,461 or 44%. A 35% decrease in average gas prices reduced sales by $4,297, while a 15% decrease in gas production reduced sales by an additional $2,164. The changes in average prices correspond with changes in the overall market for the sale of oil and gas. The higher oil production was primarily due to the shut-in of production from the Steamboat acquisition in 1994 to perform a workover, partially offset by natural production declines. The decrease in gas production was primarily the result of natural production declines.

Lease operating expenses decreased from $5,790 in the second quarter of 1994 to $5,159 in the second quarter of 1995. The decrease of $631 (11%) is primarily due to changes in production, noted above.

Depreciation and depletion expense decreased from $5,905 in the second quarter of 1994 to $4,813 in the second quarter of 1995. This represents a decrease of $1,092 (18%). The changes in production, noted above, reduced depreciation and depletion expense by $487. An 11% decrease in the depletion rate reduced depreciation and depletion expense by an additional $605. The decrease in the depletion rate was primarily a result of an upward revision of the oil and gas reserves at December 31, 1994.

General and administrative expenses increased from $4,528 in the second quarter of 1994 to $5,109 in the second quarter of 1995. This increase of $581 (13%) is primarily due to more staff time being required to manage the Company's operations.

First Six Months in 1995 Compared to First Six Months in 1994

Oil and gas sales for the first six months decreased from $36,112 in 1994 to $33,937 in 1995. This represents a decrease of $2,175 (6%). Oil sales increased by $5,024 or 37%. A 21% increase in oil production increased sales by $2,838, while a 13% increase in average oil prices increased sales by an additional $2,186. Gas sales decreased by $7,199 or 32%. A 30% decrease in average gas prices reduced sales by $6,462, while a 3% decrease in gas production reduced sales by an additional $737. The changes in average prices correspond with changes in the overall market for the sale of oil and gas. The higher oil production was primarily due to the shut-in of production from the Steamboat acquisition in 1994 to perform a workover, partially offset by natural production declines. The decrease in gas production was primarily the result natural production declines partially offset by the partial shut-in of production from the East Seven Sisters acquisition to perform a workover in the first quarter of 1994.


Lease operating expenses for the first six months decreased from $16,770 in 1994 to $11,341 in 1995. The decrease of $5,429 (32%) is primarily due to gas compression charges incurred by the Company in the first quarter of 1994 which related to 1993 production from the East Seven Sisters acquisition. Such 1993 charges were fully paid during the first quarter of 1994.

Depreciation and depletion expense decreased from $9,358 in the first six months of 1994 to $8,505 in the first six months of 1995. This represents a decrease of $853 (9%). A 13% decrease in the depletion rate reduced depreciation and depletion expense by $1,276. This decrease was partially offset by the changes in production, noted above. The decrease in the depletion rate was primarily a result of an upward revision of the oil and gas reserves at December 31, 1994.

General and administrative expenses for the first six months increased from $7,672 in 1994 to $8,255 in 1995. This increase of $583 (8%) is primarily due to more staff time being required to manage the Company's operations.


CAPITAL RESOURCES AND LIQUIDITY

The Company discontinued the payment of distributions during 1990. Future distributions are dependent upon, among other things, an increase in prices received for oil and gas. The Company will continue to recover its reserves and reduce its obligations in 1995. Based upon current projected cash flows from the properties, it does not appear that the Company will have sufficient cash to pay its operating expenses, repay its debt obligations and pay distributions.

As of June 30, 1995, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

PART II.  OTHER INFORMATION


        Item 1.Legal Proceedings.

            None

        Item 2.Changes in Securities.

            None

        Item 3.Defaults Upon Senior Securities.

            Not Applicable

        Item 4.Submission of Matters to a Vote of Security Holders.

            Not Applicable

        Item 5.Other Information.

            Not Applicable

        Item 6.Exhibits and Reports on Form 8-K.

            (a)  There are no exhibits to this report.

            (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1995.


                                SIGNATURES


             In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   ENEX OIL & GAS INCOME
                                                   PROGRAM II - 3, L.P.
                                                       (Registrant)



                                               By:ENEX RESOURCES CORPORATION
                                                      General Partner



                                               By: /s/ R. E. Densford
                                                       R. E. Densford
                                                 Vice President, Secretary
                                               Treasurer and Chief Financial
                                                          Officer




August 11, 1995                                By: /s/ James A. Klein
                                                        James A. Klein
                                                    Controller and Chief
                                                     Accounting Officer






                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ENEX OIL & GAS INCOME
                                            PROGRAM II - 3, L.P.
                                               (Registrant)



                                       By:ENEX RESOURCES CORPORATION
                                              General Partner



                                     By:
                                               R. E. Densford
                                         Vice President, Secretary
                                       Treasurer and Chief Financial
                                                  Officer




August 11, 1995                      By:
                                               James A. Klein
                                            Controller and Chief
                                             Accounting Officer